Form 10-K
period 2005-12-31
CABCO SERIES 2004-101 TRUST (GOLDMAN SACHS CAPITAL I)
filed 2006-03-27
CIK 1289838

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

                   For the fiscal year ended December 31, 2005

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

        Securities registered pursuant to Section 12(b) of the Act: _____

Title of class                        Name of each Exchange on which registered
--------------                        -----------------------------------------
$150,000,000 CABCO Series 2004-101    New York Stock Exchange
Trust (Goldman Sachs Capital I)
Floating Rate Callable Certificates

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 20, 2006, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

     (3) Report of Aston Bell, CPA is filed herewith as Exhibit 99.2.

     (4) The Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-101 Trust (Goldman Sachs Capital I) that included distribution reports to the respective Certificateholders are incorporated herein as Exhibits 99.3, 99.4, 99.5 and 99.6.

(c)  Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March 2006.

                                        CORPORATE ASSET BACKED CORPORATION
                                        as Depositor of the
                                        CABCO Series 2004-101 Trust (Goldman
                                        Sachs Capital I)


                                        By: /s/ Robert D. Vascellaro
                                            ------------------------------------
                                        Name: Robert D. Vascellaro
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.    Description of Document
-----------    -----------------------
31.1           Rule 13a-14 Certification.

99.1           Trustee Statement of Compliance with respect to CABCO Series
               2004-101 Trust (Goldman Sachs Capital I).

99.2           Report of Aston Bell, Certified Public Accountant.

99.3 - 99.6*   Current Reports on Form 8-K filed by Corporate Asset Backed
               Corporation during the Fiscal Year on behalf of CABCO Series
               2004-101 Trust (Goldman Sachs Capital I) that included
               distribution reports to the Certificateholders: Form 8-K Reports filed on March 1, 2005, May 23, 2005, August 19, 2005, and
               November 23, 2005.

*    Previously filed with the Securities and Exchange Commission