Form 10-K
period 2010-12-31
CABCO SERIES 2004-101 TRUST (GOLDMAN SACHS CAPITAL I)
filed 2011-03-29
CIK 1289838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-32193
Corporate Asset Backed Corporation,
on behalf of
CABCO Series 2004-101 Trust (Goldman Sachs Capital I)
(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

445 Broad Hollow Road, Suite 239, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 587-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each Exchange on which registered
$150,000,000 CABCO Series 2004-101 Trust (Goldman Sachs Capital I)	New York Stock Exchange
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 29, 2011, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2011.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Series 2004-101 Trust (Goldman Sachs Capital I)

By:	/s/ George Baldwin
	Name:	George Baldwin
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.		Description of Document

31.1		Rule 13a-14 Certification.

99.1		Trustee Statement of Compliance with respect to CABCO Series 2004-101 Trust (Goldman Sachs Capital I).

99.2		Report of Aston Bell, Certified Public Accountant.

99.3 — 99.6	*
Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-101 Trust (Goldman Sachs Capital I) that included distribution reports to the Certificate holders: Form 8-K Reports filed on February 22, 2010, May 19, 2010, August 19, 2010, and November 19, 2010.

*	Previously filed with the Securities and Exchange Commission